Form 10-Q
period 2021-03-31
Legato Merger Corp.
filed 2021-05-24
CIK 1820272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39906

LEGATO MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1783294
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor

New York, NY 10017

(Address of principal executive offices)

(212) 319-7676

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one redeemable warrant	LEGOU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	LEGO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share	LEGOW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of May 24, 2021, there were 30,307,036 shares of common stock, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LEGATO MERGER CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
ASSETS

Current assets:
Cash	$487,493	$3,790
Prepaid expenses and other current assets	190,373	-
Total current assets	677,866	3,790
Cash and marketable securities held in Trust Account	235,787,065	-
Deferred offering costs	-	103,254
Total assets	$236,464,931	$107,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$-	$16,836
Franchise tax payable	47,236	-
Notes payable to stockholder	-	65,000
Total current liabilities	47,236	81,836
Warrant liability	301,910	-
Total liabilities	349,146	81,836

Commitments and contingencies
Common stock subject to possible redemption, 23,111,578 and 0 shares at redemption value of $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	231,115,780	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 60,000,000 shares authorized, 7,195,458 and 6,128,036 shares issued and outstanding (excluding 23,111,578 and 0 shares subject to possible redemption as of March 31, 2021 and December 31, 2020, respectively)(1)	719	613
Additional paid-in capital	4,774,549	25,381
Retained earnings (Accumulated deficit)	224,737	(786)
Total stockholders’ equity	5,000,005	25,208
Total liabilities and stockholders’ equity	$236,464,931	$107,044

(1)	This number includes 768,750 Founders Shares that are no longer subject to forfeiture due to the underwriter’s full exercise of the over-allotment option

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEGATO MERGER CORP.

CONDENSED STATEMENT OF OPERATIONS

Three months ended March 31, 2021
(unaudited)
General and administrative costs	$224,437
Financing cost- derivative warrant liabilities	15,748
Loss from operations	(240,185)

Other Income:
Change in fair value of warrants	428,642
Investment income on Trust Account	37,066
Income before income tax provision	225,523
Provisions for income taxes	-

Net income	$225,523

Weighted average shares outstanding of common stock, basic and diluted-Public Shares	23,575,000
Basic and diluted net income per share, Public Shares	$0.00
Weighted average shares outstanding of common stock, basic and diluted-Founders Shares(1)	5,923,036
Basic and diluted net income per share, Founders Shares	$0.03

(1)	This numbers includes 768,750 Founders Shares that are no longer subject to forfeiture due to the underwriter’s full exercise of the over-allotment option

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEGATO MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020 (audited)	6,128,036	$613	$25,381	$(786)	$25,208
Sale of units in initial public offering	23,575,000	2,357	235,747,643	-	235,750,000
Offering costs associated with initial public offering	-	-	(5,194,454)	-	(5,194,454)
Sale of private placement units	604,000	60	6,040,000	-	6,040,060
Initial classification of warrant liability			(730,552)		(730,552)
Common stock subject to possible redemption	(23,111,578)	(2,311)	(231,113,469)	-	(231,115,780)
Net income	-	-	-	225,523	225,523

Balance at March 31, 2021 (unaudited)	7,195,458	$719	$4,774,549	$224,737	$5,000,005

(1)	This numbers includes 768,750 Founders Shares that are no longer subject to forfeiture due to the underwriter’s full exercise of the over-allotment option

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEGATO MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

Three months ended March 31, 2021
(unaudited)
Cash flow from operating activities
Net income	$225,523
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs attributable to warrants	15,748
Change in fair value of warrant liability	(428,642)
Income earned on investment held in Trust Account	(37,066)
Changes in operating assets and liabilities:
Prepaid expenses	(190,373)
Franchise tax payable	47,242

Net cash used in operating activities	(367,568)

Cash flow from investing activities
Cash deposited in Trust Account	(235,750,000)

Net cash used in investing activities	(235,750,000)

Cash flows from financing activities
Repayment of note payable- related party	(65,000)
Proceeds from initial public offering	235,750,000
Payment of offering costs associated with initial public offering	(5,123,729)
Proceeds from private placement units	6,040,000

Net cash provided by financing activities	236,601,271

Net increase in cash	483,703

Cash at beginning of period	3,790

Cash at end of period	$487,493

Supplemental disclosure of non-cash financing activities:
Initial Classification of common stock subject to possible redemption	$200,114,700
Initial classification of warrant liability	$730,552
Change in initial value of common stock subject to possible redemption	31,001,080

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

 Note 1 — Organization and Plan of Business Operations

Legato Merger Corp. (the “Company”) is a blank check company incorporated in Delaware on June 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses or assets (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although it intends to initially focus on target businesses in the renewables, infrastructure, engineering and construction and industrial industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through March 31, 2021 relates to the Company’s formation, and the public offering described below and since the public offering, the search for a prospective initial Business Combination. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 19, 2021. On January 22, 2021 the Company consummated the Initial Public Offering of 20,500,000 units at $10.00 per Unit, generating gross proceeds of $205,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 542,500 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”) and Earlybird Capital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $5,425,000 (“Private Units”), which is described in Note 5.

On January 25, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,075,000 Units issued for an aggregate amount of $30,750,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 61,500 private units at $10.00 per unit, generating total proceeds of $615,000.

Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $4,715,000 in cash underwriting fees. A total of $235,750,000 was deposited into the Trust Account.

Following the closing of the Initial Public Offering on January 22, 2021, $205,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 18 months from the consummation of the Initial Public Offering (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s officers, directors and initial stockholders (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation.

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to the Company to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and; (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption as provided in its charter, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation as described above. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Crescendo Advisors, LLC, an entity affiliated with Mr. Rosenfeld, the Company’s Chief SPAC Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, the Company has not independently verified whether Crescendo Advisors LLC has sufficient funds to satisfy its indemnity obligations, the Company has not asked it to reserve for such obligations and the Company does not believe it has any significant liquid assets.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Note 2 — Correction of Previously Issued Financial Statements

The Company previously accounted for its outstanding Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

In connection with the review of the Company’s financial statements for the period ended March 31, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification ("ASC") 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40").  ASC 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the foregoing, the Company corrected certain line items related to the previously audited balance sheet as of January 22, 2021 in the Form 8-K filed with the SEC on January 28, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of ASC 815-40.

The Company also corrected the audited balance sheet to adjust for deferred underwriting commissions that were not present at the Initial Public Offering.

The following balance sheet items as of January 22, 2021 were impacted:

	As Previously Reported	Adjustments	Revised
Balance sheet as of January 22, 2021 (audited)
Warrant Liability	-	730,552	730,552
Deferred underwriting commission	7,175,000	(7,175,000)	-
Total Liabilities	7,345,291	(6,444,448)	900,843
Common Stock Subject to Possible Redemption	193,670,250	6,444,450	200,114,700
Common Stock	726	(10)	716
Additional Paid-in Capital	5,000,070	15,756	5,015,826
Accumulated deficit	(786)	(15,748)	(16,534)
Total stockholders’ equity	5,000,010	(2)	5,000,008

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported assets.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus for its Initial Public Offering as filed with the SEC on January 21, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates maybe subject to change as more current information becomes available, accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

The Company had approximately $236.0 million and no investments held in the Trust Account as of March 31, 2021 and December 31, 2020, respectively.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, 23,111,578 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $5,210,204 were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs expensed attributable to the private warrants amounted to $15,748.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using both a probability adjusted Black-Scholes option pricing model and a Monte Carlo simulation approach.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of January 22, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of March 31, 2021 and December 31, 2020.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,575,000 shares of Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Public Shares outstanding since the original issuance. Net income per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Founder Shares outstanding for the period.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets and liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS), which is consistent with the Company’s accounting treatment under the current standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

On January 25, 2021, the Company consummated the closing of the sale of an additional 3,075,000 Units (“Option Units”) at $10.00 per Option Unit pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $30,750,000.

Note 5 — Private Placement

Simultaneously with the Initial Public Offering, the initial stockholders and EBC purchased an aggregate of 542,500 Private Units, at $10.00 per Private Unit for an total purchase price of $5,425,000. Each Private Unit consists of one share of common stock or “private share,” and one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants.

On January 25 2021, the Company also consummated the closing of the sale of an additional 61,500 Private Units at $10.00 per Private Unit, generating gross proceeds of $615,000, to the original purchasers of the Private Units in respect of their obligation to purchase such additional Private Units upon the exercise of the underwriters’ over-allotment option.

Note 6 – Related Party Transactions

Founders Shares

In August 2020, the Company issued an aggregate of 5,031,250 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In January 2021, the Company effected a stock dividend of approximately 0.17 shares for each outstanding share resulting in there being an aggregate of 5,893,750 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 768,750 shares that were subject to forfeiture by the holders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the holders would collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the initial stockholders do not purchase any Public Shares in the Proposed Offering and excluding the Representative Shares (as defined in Note 8)). On January 25, 2021, the underwriters fully exercised their over-allotment option, As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 768,750 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares will agree not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) with respect to 50% of the Founder Shares, the earlier of one year after the completion of a Business Combination and the date on which the closing price of the common shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) with respect to the remaining 50% of the Founder Shares, one year after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC for such services commencing on the effective date of the Initial Public Offering. The Company incurred and paid the affiliate $36,290 for such services for the three months ended March 31, 2021.

Promissory Note — Related Party

On August 11, 2020, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $65,000 principal amount unsecured promissory note to the Company. The note was non-interest bearing and payable on the earlier of (i) August 10, 2021, (ii) the consummation of the Proposed Public Offering or (iii) the date on which the Company determined not to proceed with the Proposed Public Offering. The outstanding balance at December 31, 2020 was 65,000. The outstanding balance under the Promissory Note of $65,000 was repaid at the closing of the Initial Public Offering on January 22, 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the founders’ shares and representative shares issued and outstanding on the date of this prospectus, as well as the holders of the private units and any units our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, private units and units issued to our initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,075,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 25, 2021, the underwriters exercised the over-allotment option to purchase an additional 3,075,000 Units at $10.00 per Unit. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4,715,000 paid upon the closing of the Initial Public Offering.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with the business combination to assist in holding meetings with the shareholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial business combination, assist in obtaining shareholder approval for the business combination and assist with the press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the initial business combination in an amount equal to 3.5% of the gross proceeds of this offering (exclusive of any applicable finders’ fees which might become payable); provided that up to 33% of the fee may be allocated in our sole discretion to other third parties who are investment banks or financial advisory firms not participating in this offering that assist in identifying and consummating an initial business combination.

Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if it introduces the Company to the target business with which it completes a business combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the registration statement of which this prospectus forms a part, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with this offering pursuant to FINRA Rule 5110.

Note 8 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 30,307,036 shares of common stock, 234,286 of which are Representative Shares, issued and outstanding (excluding 23,111,578 shares of common stock subject to possible redemption). At December 31, 2021, there were 6,128,036 shares of common stock issued and outstanding.

Representative Shares

In August 2020, the Company has issued to the designees of EBC 234,286 shares of common stock (the “Representative Shares”) for a nominal consideration (after giving effect to the dividend effected in January 2021). The Company accounted for the Representative Shares as an offering cost of the Proposed Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $994 based upon the price of the Founder Shares issued to the Initial Stockholders. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Proposed Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement related to the Proposed Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement related to the Proposed Offering except to any underwriter and selected dealer participating in the Proposed Offering and their bona fide officers or partners.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Note 9 – Warrant Liabilities

As of March 31, 2021, the Company had 23,575,000 Public Warrants and 604,000 Private Warrants outstanding. There were no warrants outstanding at December 31, 2020. The Company has accounted for the Public Warrants as equity while the Private Warrants have been accounted for as liabilities.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided in that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective 90 days following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

The Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The warrants included in the Private Units (“Private Warrants”) are identical to the Public Warrants, except that the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of March 31, 2021, the Company had 23,575,000 Public Warrants and 604,000 Private Warrants outstanding. There were no warrants outstanding at December 31, 2020.

LEGATO MERGER CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

Note 10- Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$235,787,065	$-	$-
Liabilities:
Derivative private warrant liabilities	$-	$-	$301,910

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period.

Level 1 instruments include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants were estimated using a Monte Carlo model using the quoted underlying common stock. For the period ended March 31, 2021, the Company recognized income on the unaudited condensed statement of operations resulting from an decrease in the fair value of liabilities of $428,642 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants prior to being separately listed and traded, is determined using Level 3 inputs. The features in the warrants that were analyzed and incorporated into the model included the variable term, the exercise features, the reset provisions, the call options and the fundamental transactions terms. The model simulated the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. This led to a cash flow simulation over the life of the instrument. A discounted cash flow was completed to determine a value for the derivative liability.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of March 31, 2021:

March 31, 2021
Volatility	24.4%
Risk Free Rate	1.14%
Estimated Term Remaining	5.93

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities as of January 1, 2021	$0
Issuance of Private warrants	$730,552
Change in fair value of derivative warrant liabilities	$(428,642)
Derivative warrant liabilities as of March 31, 2021	$301,910

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued and have determined there are no such transactions to disclose except for those set forth in Note 2 relating to the correction of certain line items related to the previously audited balance sheet as of January 22, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Legato Merger Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on June 26, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $225,523, which consisted of operating costs of $224,437 and offering costs attributable to the private placement warrants of $15,748, offset by an unrealized gain on marketable securities held in the Trust Account of $37,066 and a change in the value of the warrant liabilities by $428,642.

Liquidity and Capital Resources

On January 22, 2021, the Company consummated the Initial Public Offering of 20,500,000 units at $10.00 per Unit, generating gross proceeds of $205,000,000 Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 542,500 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlybirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $5,425,000 (“Private Units”). On January 25, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,075,000 Units issued for an aggregate amount of $30,750,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 61,500 private units at $10.00 per unit, generating total proceeds of $615,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $235,750,000 was placed in the Trust Account and we had $861,801 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $5,210,204 in transaction costs, including $4,715,000 of underwriting fees and $495,204 of other costs.

At March 31, 2021, we had marketable securities held in the Trust Account of $235,787,065. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our common stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

As of March 31, 2021, the Company had a cash balance of approximately $487,493 and a working capital balance of $630,629 but $37,066 can be paid with interest income from investments held in the Trust Account, which includes interest income of 37,066 which is available to the Company for tax obligations (as allowed by the Underwriting Agreement). During the quarter ended March 31, 2021, the Company has not withdrawn any interest income to pay its franchise and income taxes.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders and their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use any funds available to it outside of the Trust Account to repay any such loaned amounts.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Final Prospectus, dated January 19, 2021, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Recent SEC guidance required us to reconsider the accounting of warrants and led us to conclude that our warrants be accounted for as liabilities rather than as equity and such requirement resulted in a revision of our previously issued financial statements.

On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Statement”). In the Statement, the SEC staff expressed it view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent and periodic fair value re-measurement. Therefore, we conducted a valuation of our warrants and restated our previously issued financial statements, which resulted in unanticipated costs and diversion of management resources and may result in potential loss of investor confidence. Although we have now completed the revision, we cannot guarantee that we will have no further inquiries from the SEC or Nasdaq regarding our restated financial statements or matters relating thereto.

Any future inquiries from the SEC or Nasdaq as a result of the revision of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the revision itself.

Certain of our warrants are accounted for as warrant liabilities and are recorded at fair value upon issuance with changes in fair value each reporting period to be reported in earnings, which may have an adverse effect on the market price of our Common Stock.

Following the revision of our historical financial statements, we account for our private warrants as warrant liabilities and recorded at fair value upon issuance with any changes in fair value each reporting period to be reported in earnings as determined by the Company based the available publicly traded warrant price or based on a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our private placements in connection with our IPO. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or revision of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2021, we consummated the Initial Public Offering of 20,500,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $205,000,000. EarlyBirdCapital, Inc. acted as the sole book-running manager of the Initial Public Offering and I-Bankers Securities, Inc. acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-248997 and 333-252240). The Securities and Exchange Commission declared the registration statements effective on January 19, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 542,500 Private Units to our initial stockholders and EarlyBirdCapital at a price of $10.00 per Private Unit, generating total proceeds of $5,425,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 25, 2021, the underwriters fully exercised their over-allotment option, resulting in an additional 3,075,000 Units issued for an aggregate amount of $30,750,000. In connection with the underwriters’ exercise of their over-allotment option, we also consummated the sale of an additional 61,500 Private Units at $10.00 per unit, generating total proceeds of $615,000.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the Private Units, $235,750,000 was placed in the Trust Account.

Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $5,210,204, consisting of $4,715,000 in cash underwriting fees and $495,204 of other costs..

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO MERGER CORP.

Date: May 24, 2021	By:	/s/ David D. Sgro
	Name:	David D. Sgro
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)