Form 10-Q
period 2021-06-30
Legato Merger Corp.
filed 2021-08-13
CIK 1820272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 30,307,036 shares of common stock, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

 i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LEGATO MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash	$240,253	$3,790
Prepaid expenses and other current assets	109,921	-
Total current assets	350,174	3,790
Cash and marketable securities held in Trust Account	235,793,946	-
Deferred offering costs	-	103,254
Total assets	$236,144,120	$107,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$-	$16,836
Franchise tax payable	94,836	-
Notes payable to stockholder	-	65,000
Total current liabilities	94,836	81,836
Warrant liability	1,177,800	-
Total liabilities	1,272,636	81,836

Commitments and contingencies
Common stock subject to possible redemption, 22,987,148 and 0 shares at redemption value of $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	229,871,480	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 60,000,000 shares authorized, 7,319,888 and 6,128,036 shares issued and outstanding (excluding 22,987,148 and 0 shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively)(1)	732	613
Additional paid-in capital	6,018,836	25,381
Retained earnings (Accumulated deficit)	(1,019,564)	(786)
Total stockholders’ equity	5,000,004	25,208
Total liabilities and stockholders’ equity	$236,144,120	$107,044

(1)	This number includes 768,750 Founders Shares that are no longer subject to forfeiture due to the underwriter’s full exercise of the over-allotment option.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEGATO MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2021	Six months ended June 30, 2021	For the Period from June 26, 2020 (inception) through June 30, 2020
	(unaudited)	(unaudited)	(unaudited)
General and administrative costs	$375,291	$599,728	$354
Change in fair value of warrants	875,890	447,248	-
Financing cost- derivative warrant liabilities	-	15,748	-
Loss from operations	(1,251,181)	(1,062,724)	(354)

Other income:
Investment income on Trust Account	6,880	43,946	-
Income before income tax provision	(1,244,301)	(1,018,778)	(354)

Net loss	$(1,244,301)	$(1,018,778)	$(354)

Weighted average shares outstanding of common stock, basic and diluted-Public Shares	23,575,000	23,575,000	-
Basic and diluted net income per share, Public Shares	$0.00	$0.00	$-
Weighted average shares outstanding of common stock, basic and diluted-Founders Shares(1)	6,732,036	6,543,471	5,031,250
Basic and diluted net loss per share, Founders Shares	$(0.18)	$(0.16)	$0.00

(1)	This numbers includes 768,750 Founders Shares that are no longer subject to forfeiture due to the underwriter’s full exercise of the over-allotment option.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEGATO MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit)	Equity
For the Three and Six Months Ended June 30, 2021 (unaudited)
Balance at December 31, 2020 (audited)	6,128,036	$613	$25,381	$(786)	$25,208
Sale of units in initial public offering	23,575,000	2,357	235,747,643	-	235,750,000
Offering costs associated with initial public offering	-	-	(5,194,454)	-	(5,194,454)
Sale of private placement units	604,000	60	6,040,000	-	6,040,060
Initial classification of warrant liability	-	-	(730,552)	-	(730,552)
Common stock subject to possible redemption	(23,111,578)	(2,311)	(231,113,469)	-	(231,115,780)
Net income	-	-	-	225,523	225,523
Balance at March 31, 2021 (unaudited)	7,195,458	$719	$4,774,549	$224,737	$5,000,005
Common stock subject to possible redemption	124,430	13	1,244,287	-	1,244,300
Net loss	-	-	-	(1,244,301)	(1,244,301)
Balance at June 30, 2021 (unaudited)	7,319,888	$732	$6,018,836	$(1,019,564)	$5,000,004

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit)	Equity
For the Period from June 26, 2020 (inception) through June 30, 2020 (unaudited)
Balance at June 26, 2020 (inception)	-	$-	-	$-	-
Net loss	-	-	-	(354)	(354)

Balance at June 30, 2020 (unaudited)	-	$-	$-	$(354)	$(354)

(1)	This numbers includes 768,750 Founders Shares that are no longer subject to forfeiture due to the underwriter’s full exercise of the over-allotment option.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEGATO MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

Six months ended June 30, 2021
(unaudited)
Cash flow from operating activities
Net income	$(1,018,778)
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs attributable to warrants	15,748
Change in fair value of warrant liability	447,248
Investment income on Trust Account	(43,946)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(109,921)
Franchise tax payable	94,841

Net cash used in operating activities	(614,808)

Cash flow from investing activities
Cash deposited in Trust Account	(235,750,000)

Net cash used in investing activities	(235,750,000)

Cash flows from financing activities
Repayment of note payable- related party	(65,000)
Proceeds from initial public offering	235,750,000
Payment of offering costs associated with initial public offering	(5,123,729)
Proceeds from private placement units	6,040,000

Net cash provided by financing activities	236,601,271

Net increase (decrease) in cash	236,463

Cash at beginning of period	3,790

Cash at end of period	$240,253

Supplemental disclosure of non-cash financing activities:
Initial Classification of common stock subject to possible redemption	$200,114,700
Initial classification of warrant liability	$730,552
Change in initial value of common stock subject to possible redemption	29,756,780

The accompanying notes are an integral part of the unaudited condensed financial statements.
For the period from June 26, 2020 (inception) through June 30, 2020 there was no cash activity.

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although it has focused on target businesses in the renewables, infrastructure, engineering and construction and industrial industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through June 30, 2021 relates to the Company’s formation, and the public offering described below and since the public offering, the search for a prospective initial Business Combination and the transaction with Algoma (described below). The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on January 22, 2021, and the underwriters full exercise of their over-allotment option on January 25, 2021, $235,750,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 18 months from the consummation of the Initial Public Offering (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s initial combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Proposed Business Combination

On May 24, 2021, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with 1295908 B.C. Ltd., a British Columbia corporation (“Algoma”), and Algoma Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Algoma (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger (“Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Algoma, with the stockholders of the Company becoming shareholders of Algoma.

Algoma is the parent holding company of Algoma Steel Inc., a Canadian fully integrated steel producer of hot and cold rolled steel products, including sheet and plate, whose product applications are used in the automotive, construction, energy, defense, and manufacturing sectors.

Concurrently with the execution of the Merger Agreement, Algoma and the Company entered into subscription agreements with investors for an aggregate investment in the combined company of $100,000,000, contingent upon the consummation of the Merger.

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Merger and the other transactions contemplated by the Merger Agreement are expected to be consummated in the third quarter of 2021, following receipt of the required approval by the Company’s stockholders and the fulfilment of certain other conditions set forth in the Merger Agreement.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus for its Initial Public Offering as filed with the SEC on January 21, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 22,987,148 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $5,210,204 were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs attributable to the private warrants amounted to $15,748 and were expensed as incurred.

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

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of June 30, 2021 and December 31, 2020.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,575,000 shares of Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Public Shares outstanding since the original issuance. Net income per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Founder Shares outstanding for the periods.

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, expect per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	For the Period from June 26, 2020 (inception) through June 30, 2020
Public Shares
Numerator: Earnings allocable to Public Shares
Investment income on Trust Account	$6,880	$43,946	$-
Less: Company’s portion available to be withdrawn to pay taxes	(6,880)	(43,946)	-
Net income attributable to Public Shares	$-	$-	$-
Denominator: Weighted Averages Public Shares
Public Shares, basic and diluted	23,575,000	23,750,000	-
Basic and diluted net income per Public Shares	$0.00	$0.00	$-

Founders Shares
Numerator: Net income (loss) less net income allocable to Public Shares
Net income (loss)	$(1,244,301)	$(1,018,778)	(354)
Denominator: Weighted Average Founders Shares
Founders Shares, Basic and Diluted	6,732,036	6,543,471	5,031,250
Basic and diluted net loss per Founder share	$(0.18)	$(0.16)	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

On January 25, 2021, the Company consummated the closing of the sale of an additional 3,075,000 Units (“Option Units”) at $10.00 per Option Unit pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $30,750,000.

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the initial stockholders and EBC purchased an aggregate of 542,500 Private Units, at $10.00 per Private Unit for a total purchase price of $5,425,000. Each Private Unit consists of one share of common stock or “private share,” and one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants.

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

On January 25 2021, the Company also consummated the closing of the sale of an additional 61,500 Private Units at $10.00 per Private Unit, generating gross proceeds of $615,000, to the original purchasers of the Private Units in respect of their obligation to purchase such additional Private Units upon the exercise of the underwriters’ over-allotment option.

Note 5 — Related Party Transactions

Founders Shares

In August 2020, the Company issued an aggregate of 5,031,250 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In January 2021, the Company effected a stock dividend of approximately 0.17 shares for each outstanding share resulting in there being an aggregate of 5,893,750 Founder Shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share dividend. The Founder Shares included an aggregate of up to 768,750 shares that were subject to forfeiture by the holders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the holders would collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the initial stockholders do not purchase any Public Shares in the Proposed Offering and excluding the Representative Shares (as defined in Note 7)). On January 25, 2021, the underwriters fully exercised their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 768,750 Founder Shares are no longer subject to forfeiture.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity has agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC for such services commencing on the effective date of the Initial Public Offering. The Company incurred and paid the affiliate $45,000 and $81,290 for such services for the three and six months ended June 30, 2021, respectively.

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

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Working Capital Loans may be convertible into units, at a price of $10.00 per unit, of the post Business Combination entity.  As of June 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or completion of a business combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the founders’ shares and representative shares issued and outstanding, as well as the holders of the private units and any units our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, private units and units issued to our initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

JUNE 30, 2021

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

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 30,307,036 shares of common stock, 234,286 of which are Representative Shares, issued and outstanding (including 22,987,148 shares of common stock subject to forfeiture). At December 31, 2021, there were 6,128,036 shares of common stock issued and outstanding.

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

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Note 8 — Warrant Liabilities

As of June 30, 2021, the Company had 23,575,000 Public Warrants and 604,000 Private Warrants outstanding. There were no warrants outstanding at December 31, 2020. The Company has accounted for the Public Warrants as equity while the Private Warrants have been accounted for as liabilities.

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

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The warrants included in the Private Units (“Private Warrants”) are identical to the Public Warrants, except that the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of June 30, 2021, the Company had 23,575,000 Public Warrants and 604,000 Private Warrants outstanding. There were no warrants outstanding at December 31, 2020.

Note 9 — Fair Value Measurements

At June 30, 2021, assets held in the Trust Account were comprised of $423 in cash and $235,793,523 in a U.S. money market fund. As of June 30, 2021, the Company has not withdrawn any interest income from the Trust Account. There were no assets held in a Trust Account at December 31, 2020.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

LEGATO MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

June 30, 2021

Description	Quoted Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$235,793,946	$-	$-
Liabilities:
Derivative private warrant liabilities	$-	$-	$1,177,800

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers to/from Levels 1, 2, and 3 securities at the end of the reporting period. The Company had approximately $236.0 million and no investments held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

Level 1 instruments include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Private Placement Warrants were estimated using a Monte Carlo model using the quoted underlying common stock. For the three months ended June 30, 2021, the Company recognized an expense on the unaudited condensed statement of operations resulting from an increase in the fair value of liabilities of $875,890 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations. For the six months ended June 30, 2021, the Company recognized an expense on the unaudited condensed statement of operations resulting from an increase in the fair value of liabilities of $447,248 presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates as of June 30, 2021:

June 30, 2021
Volatility	26.0%
Risk Free Rate	0.90%
Estimated Term Remaining	0.17

The change in the fair value of the derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities as of January 1, 2021	$0
Issuance of Private warrants	$730,552
Change in fair value of derivative warrant liabilities	$(428,642)
Derivative warrant liabilities as of March 31, 2021	$301,910
Change in fair value of derivative warrant liabilities	$875,890
Derivative warrant liabilities as of June 30, 2021	$1,177,800

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued and have determined there are no such transactions to disclose.

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

On May 24, 2021, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with 1295908 B.C. Ltd., a British Columbia corporation (“Algoma”), and Algoma Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Algoma (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into our company, with our company surviving the merger (“Merger”). As a result of the Merger, we will become a wholly-owned subsidiary of Algoma, with our stockholders becoming shareholders of Algoma.

Algoma is the parent holding company of Algoma Steel Inc., a Canadian fully integrated steel producer of hot and cold rolled steel products, including sheet and plate, whose product applications are used in the automotive, construction, energy, defense, and manufacturing sectors.

Concurrently with the execution of the Merger Agreement, we and Algoma entered into subscription agreements with investors for an aggregate investment in the combined company of $100,000,000, contingent upon the consummation of the Merger.

The Merger and the other transactions contemplated by the Merger Agreement are expected to be consummated in the third quarter of 2021, following receipt of the required approval by our stockholders and the fulfilment of certain other conditions set forth in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of ($1,244,301), which consisted of operating costs of $375,291, and a change in the value of warrant liability of $875,890, offset by Investment income on Trust Account of $6,880.

For the six months ended June 30, 2021, we had a net loss of ($1,018,778), which consisted of operating costs of $599,728, offering costs attributable to the private placement warrants of $15,748 and a change in the value of warrant liability of $447,248, offset by Investment income on Trust Account Trust Account of $43,946.

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

At June 30, 2021, we had marketable securities held in the Trust Account of $235,793,946. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our common stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

As of June 30, 2021, the Company had a cash balance of approximately $240,000 and a working capital balance of $255,338, which includes interest income of $43,945 which is available to the Company for tax obligations (as allowed by the Underwriting Agreement). During the six months June 30, 2021, the Company has not withdrawn any interest income to pay its franchise and income taxes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Warrant liabilities

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemptions (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, 22,987,148 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and Private Placement to purchase an aggregate of 23,575,000 shares of Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

The Company’s statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Public Shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes and funds available to be withdrawn from Trust for working capital purposes, by the weighted average number of Public Shares outstanding since the original issuance. Net income per common share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Public shares, by the weighted average number of Founder Shares outstanding for the periods.

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 25, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, this has not been fully remediated.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 24, 2021, by and among 1295908 B.C. Ltd., Algoma Merger Sub, Inc., and Legato Merger Corp.+
10.1	Form of Subscription Agreement+
10.2	Form of Support Agreement+
10.3	Form of Lockup Agreement+
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.
+	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO MERGER CORP.

Date: August 13, 2021	By:	/s/ David D. Sgro
	Name:	David D. Sgro
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)